Form 10-Q
period 1996-03-31
VAN KAMPEN AMERICAN CAPITAL INC
filed 1996-05-15
CIK 890843

[FACING PAGE]

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

For the quarterly period ended March 31, 1996

Commission File Number: 33-55676

     Van Kampen American Capital, Inc.
            (Exact name of registrant as specified in its charter)

      Delaware                                          36-3857848
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     One Parkview Plaza
     Oakbrook Terrace, Illinois
     Attn: Ronald A. Nyberg, Esq.                        60181
     (Address of principal executive offices)           (Zip Code)

     (708) 684-6000
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

     X  Yes        No

     As of March 31, 1996 there were 1,000 shares of the Company's Common Stock oustanding.

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                                                         [PAGE 1]

                      Van Kampen American Capital, Inc  .
                                   Form 10-Q
                     For The Quarter Ended March 31, 1996

                                     Index



                                                                      Page

Part I: Financial Information..........................................2

 Item 1: Financial Statements
         Consolidated Balance Sheets at March 31, 1996 (unaudited)
         and December 31, 1995.........................................2


         Consolidated Statements of Income (unaudited) for the
         Three Months Ended March 31, 1996 and 1995 ...................3


         Consolidated Statements of Cash Flows (unaudited) for the
         Three Months Ended March 31, 1996 and 1995....................4


         Notes to Consolidated Financial Statements (unaudited)........5


Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................7

Part II: Other Information.............................................8

Signatures  ...........................................................8

Exhibits    ...........................................................9

                                                          [PAGE 2]

VAN KAMPEN AMERICAN CAPITAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In 000's except for par value and shares)


                                                                        3/31/96      12/31/95
                                                                        -----------  ------------
Assets                                                                  (Unaudited)
Cash and Cash Equivalents                                               $       684  $      1,435
Cash Equivalents Segregated Under Regulation or Collateral Agreement         10,000        10,000
Short-Term Investments - Mutual Funds, at market                             26,566        27,483
Receivables                                                                  59,090        41,696
Trading Inventory, at market                                                 67,049        71,875
Furniture, Equipment, and Leasehold Improvements, net                        22,382        22,312
Deferred Company Funded Distribution Costs, net                             279,090       259,822
Deferred Financing Costs, net                                                12,509        13,012
Excess of Cost over Fair Value of Net Assets Acquired, net                  522,637       526,917
Other Assets                                                                 21,466        21,642
                                                                        -----------  ------------
     Total Assets                                                       $ 1,021,473  $    996,194
                                                                        ===========  ============

Liabilities and Stockholder's Equity
Liabilities
Bank Loans                                                              $   337,700  $    331,100
Senior Secured Notes                                                        150,000       150,000
Accounts Payable and Accrued Expenses                                        52,152        76,988
Payable to Affiliates                                                        12,491         5,063
Payable to Trustee                                                           19,010         5,587
Deferred Compensation                                                        24,041        21,957
Deferred Income Taxes                                                        63,710        55,617
                                                                        -----------  ------------
     Total Liabilities                                                      659,104       646,312
                                                                        -----------  ------------

Stockholder's Equity
Common Stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding                                                      --            --
Additional Paid-In Capital                                                  301,328       301,328
Retained Earnings                                                            61,041        48,554
                                                                        -----------  ------------
     Total Stockholder's Equity                                             362,369       349,882
                                                                        -----------  ------------

     Total Liabilities and Stockholder's Equity                         $ 1,021,473  $    996,194
                                                                        ===========  ============

See accompanying notes to consolidated financial statements.


                                                [PAGE 3]

VAN KAMPEN AMERICAN CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(In 000's)


                                                         For The Quarter Ended
                                                               March 31
                                                     ---------------------------
                                                     1996            1995
                                                     -----------     -----------
Revenues
  Investment Advisory Fees                           $    71,510     $    57,211
  Distribution of Investment Products                      6,793           7,198
  Fiduciary Fees                                           2,323           2,015
  Research Services                                           78              79
  Other Revenue                                            1,527           1,261
                                                     -----------     -----------
     Total Revenues                                       82,231          67,764
                                                     -----------     -----------

Expenses
  Compensation and Benefits                               23,852          21,524
  Amortization of Deferred Company
     Funded Distribution Costs                            14,625          11,698
  Occupancy                                                8,651           6,892
  Marketing and Promotion                                  7,592           7,780
  Other Expenses                                           6,625           6,494
  Reimbursements                                         (13,874)        (11,765)
  Interest and Acquisition Expenses:
    Amortization of Excess of Cost over
      Fair Value of Net Assets Acquired                    4,280           4,517
    Interest Expense                                       8,905          10,955
    Amortization of Deferred Financing Costs                 503             503
                                                     -----------     -----------
        Total Expenses                                    61,159          58,598
                                                     -----------     -----------
  Income Before Taxes                                     21,072           9,166
  Income Tax Provision                                     8,585           3,635
                                                     -----------     -----------
  Net Income                                         $    12,487     $     5,531
                                                     ===========     ===========

See accompanying notes to consolidated financial statements.

                                                           [PAGE 4]

VAN KAMPEN AMERICAN CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
   (Unaudited)
   (In 000's)
                                                                         For The Quarter Ended
                                                                                March 31
                                                                              1996            1995
                                                                       -----------     -----------
Cash Flows from Operating Activities:
  Net Income                                                           $    12,487     $     5,531
  Adjustments to Reconcile Net Income to Net Cash
    Provided  by Operating Activities:
      Depreciation                                                           1,567           1,426
      Amortization:
              Deferred Company Funded Distribution Costs                    14,625          11,698
              Excess of Cost over Fair Value of
                    Net Assets Acquired                                      4,280           4,517
              Deferred Financing Costs                                         503             503
      Net Change in:
              Short-Term Investments - Mutual Funds                            917          (1,864)
              Receivables                                                  (17,394)           (869)
              Trading Inventory                                              4,826          27,801
              Other Assets                                                     176          (5,963)
              Accounts Payable and Accrued Expenses                        (24,836)        (14,423)
              Payable to Affiliates                                          7,428              --
              Payable to Trustee                                            13,423           3,046
              Deferred Compensation                                          2,084            (408)
              Income Taxes Payable                                              --           1,969
              Deferred Income Taxes                                          8,093          (2,645)
                                                                       -----------     -----------
     Total Adjustments                                                      15,692          24,788
                                                                       -----------     -----------
     Net Cash Provided by Operating Activities                              28,179          30,319
                                                                       -----------     -----------
Cash Flows from Investing Activities:
     Deferred Company Funded Distribution Costs                            (33,893)        (11,353)
     Net Additions of Fixed Assets                                          (1,637)           (956)
                                                                       -----------     -----------
     Net Cash Used by Investing Activities                                 (35,530)        (12,309)
                                                                       -----------     -----------
Cash Flows from Financing Activities:
     Proceeds from Borrowings, net                                           6,600              --
     Loan Principal Payments                                                    --         (36,300)
                                                                       -----------     ------------
     Net Cash Provided (Used) by Financing Activities                        6,600         (36,300)
                                                                       -----------     -----------
Net Decrease in Cash and Cash Equivalents                                     (751)        (18,290)
Cash and Cash Equivalents:
  Beginning of Period                                                        1,435          21,086
                                                                       -----------     -----------
  End of Period                                                        $       684     $     2,796
                                                                       ===========     ===========
  Cash paid for: Income Taxes                                                  529              --
                 Interest                                                   12,856          14,892




See accompanying notes to consolidated financial statements.

                                                       [PAGE 5]

VAN KAMPEN AMERICAN CAPITAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited) March 31, 1996

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Van Kampen American Capital, Inc. ("VKAC") and its subsidiaries (the "Company"). VKAC is wholly owned by VK/AC Holding, Inc. ("VK/AC Holding"). All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission with respect to quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. VKAC's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, includes the information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles and should be referred to for further information. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996 and December 31, 1995, its consolidated results of operations for the three months ended March 31, 1996 and 1995, and its consolidated cash flows for the three months ended March 31, 1996 and 1995.
                                                      [PAGE 6]


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For a discussion and analysis of the reasons for material changes in the amount of revenue and expense items for Van Kampen American Capital, Inc. between the three-month periods ended March 31, 1995 and 1996, see "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations" of VK/AC Holding, Inc.'s Form 10-Q for the first quarter ended March 31, 1996 attached hereto as Exhibit 99. See also Note 1 of the Notes to Consolidated Financial Statements set forth in Part I above.

                                                       [PAGE 7]

                          Part II:  OTHER INFORMATION

Item 1:  Legal Proceedings.  Not applicable.

Item 2:  Changes in Securities.  Not applicable.

Item 3:  Defaults Upon Senior Securities.  Not applicable.

Item 4: Submission of Matters to a Vote of Securities Holders. Not applicable.

Item 5:  Other Information.  Not applicable.

Item 6:  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the first quarter ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VAN KAMPEN AMERICAN CAPITAL, INC.



Date:    May 14, 1996                   /s/ WILLIAM R. RYBAK
                                        William R. Rybak
                                        Executive Vice President and
                                        Chief Financial Officer

                                             (principal financial officer and
                                             duly authorized officer of
                                             Registrant)

                                                        [PAGE 8]


                       VAN KAMPEN AMERICAN CAPITAL, INC.

                                 EXHIBIT INDEX

                   (Pursuant to Item 601 of Regulation S-K)


     Exhibit
     Number                                    Description
       (1)        None
        2         Stock Purchase Agreement between VK/AC Holding, Inc., as Seller, and
                    SunAmerica Inc., as Buyer, dated as of December 21, 1995.
                    (incorporated by reference to Exhibit 2.6 to VK/AC Holding, Inc.'s
                    Form 10-K for the fiscal year ended December 31, 1995, Commission
                    File No. 33-56334).
       3.1        Restated Certificate of Incorporation of CDV Holding, Inc.
                    (incorporated herein by reference to Exhibit 3.1 to the
                    Registration Statement on Form S-1 of CDV Acquisition Corporation
                    and CDV Holding, Inc., Registration No. 33-55676).
       3.2        Third Restated Certificate of Incorporation of VKM Holding, Inc.
                    (incorporated by reference to Exhibit 3.2 of VK/AC Holding, Inc.'s
                    Report on Form 8-K dated December 20, 1994, filed with the
                    Commission on January 4, 1995, Commission File No. 33-56334).
       3.3        Bylaws of VKM Holding, Inc., as amended (incorporated by reference to Exhibit 3.2 of VK/AC Holding, Inc.'s Quarterly Report on Form
                    10-Q for the first quarter ended March 31, 1995, Commission File
                    No. 33-56334).
       3.4        Certificate of Incorporation of CDV Acquisition Corporation
                    (incorporated herein by reference to Exhibit 3.3 to the
                    Registration Statement on Form S-1 of CDV Acquisition Corporation
                    and CDV Holding, Inc., Registration No. 33-55676).
       3.5        Certificate of Amendment, dated as of December 20, 1994, of The Van
                    Kampen Merritt Companies, Inc. (incorporated by reference to
                    Exhibit 3.1 of VK/AC Holding, Inc.'s Report on Form 8-K dated
                    December 20, 1994, filed with the Commission on January 4, 1995,
                    Commission File No. 33-56334).
       3.6        Certificate of Amendment, dated as of January 19, 1995, of The Van
                    Kampen Merritt Companies, Inc. (incorporated by reference to
                    Exhibit 3.4 of VK/AC Holding, Inc.'s Report on Form 8-K dated
                    December 20, 1994, filed with the Commission on January 4, 1995,
                    Commission File No. 33-56334).
       3.7        Bylaws of Van Kampen American Capital, Inc., as amended.
                    (incorporated by reference to Exhibit 3.7 of Van Kampen American
                    Capital, Inc.'s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1995, Commission File No. 33-55676).

                                                                 [PAGE 9]

       4.1        Third Waiver, dated as of March 14, 1996, to the Amended and
                    Restated Credit Agreement, dated as of December 20, 1995, among
                    Van Kampen American Capital, Inc., VK/AC Holding, Inc., as
                    guarantor, the banks named therein, Chemical Bank as
                    Administrative Agent, Collateral Agent and Issuing Bank and
                    Chemical Bank and The Chase Manhattan Bank, N.A. as Managing
                    Agents. (incorporated by reference to Exhibit 4.1 to VK/AC
                    Holding, Inc.'s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1996, Commission File No. 33-56334).
       4.2        Deferred Stock Agreement between VK/AC Holding, Inc. and Stephen L.
                    Boyd, dated December 29, 1995 (including a schedule of additional
                    Deferred Stock Agreements). (incorporated by reference to Exhibit
                    4.49 to VK/AC Holding, Inc.'s Form 10-K for the fiscal year ended
                    December 31, 1995, Commission File No. 33-56334).
       4.3        Management Stock Option Agreement between VK/AC Holding, Inc. and
                    Stephen L. Boyd, dated December 29, 1995 (including a schedule of additional Management Stock Option Agreements). (incorporated by reference to Exhibit 4.50 to VK/AC Holding, Inc.'s Form 10-K for
                    the fiscal year ended December 31, 1995, Commission File No.
                    33-56334).
       4.4        Acknowledgement, Waiver and Agreement between VK/AC Holding, Inc.
                    and Stephen L. Boyd, dated December 29, 1995 (including a schedule of additional Acknowledgement, Waiver and Agreements).
                    (incorporated by reference to Exhibit 4.51 to VK/AC Holding,
                    Inc.'s Form 10-K for the fiscal year ended December 31, 1995,
                    Commission File No. 33-56334).
       4.5        Management Stock Option Agreement between VK/AC Holding, Inc. and
                    Patrick Zacchea, dated March 4, 1996. (incorporated by reference to Exhibit 4.52 to VK/AC Holding, Inc.'s Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 33-56334).
      10.1        Retention Letter Agreement between VK/AC Holding, Inc., Van Kampen
                    American Capital, Inc. and Don G. Powell, dated March 6, 1996.
                    (including a schedule of additional Retention Letter Agreements).
                    (incorporated by reference to Exhibit 10.39 to VK/AC Holding,
                    Inc.'s Form 10-K for the fiscal year ended December 31, 1995,
                    Commission File No. 33-56334).

                                                          [PAGE 10]

      10.2        Retention Letter Agreement between VK/AC Holding, Inc., Van Kampen
                    American Capital, Inc. and Douglas B. Gehrman, dated March 6,
                    1996. (incorporated by reference to Exhibit 10.40 to VK/AC
                    Holding, Inc.'s Form 10-K for the fiscal year ended 12/31/95,
                    Commission File No. 33-56334).
       11         None.
       27         Financial Data Schedule  +
       99         VK/AC Holding, Inc.'s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1996, Commission File No. 33-56334.  +

                + Filed herewith.
