Form 10-Q
period 1996-06-30
VAN KAMPEN AMERICAN CAPITAL INC
filed 1996-08-14
CIK 890843

[FACING PAGE]

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

For the quarterly period ended June 30, 1996

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

     (630) 684-6000
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

     X  Yes        No

     As of June 30, 1996 there were 1,000 shares of the registrant's Common Stock oustanding.

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.





                      Van Kampen American Capital, Inc.
                                   Form 10-Q
                     For The Quarter Ended June 30, 1996

                                     Index



                                                                      Page

Part I: Financial Information..........................................2

 Item 1: Financial Statements
         Consolidated Balance Sheets at June 30, 1996 (unaudited)
         and December 31, 1995.........................................2


         Consolidated Statements of Income (unaudited) for the
         Three Months Ended June 30, 1996 and 1995 and for the
         Six Months Ended June 30, 1996 and 1995.......................3


         Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended June 30, 1996 and 1995.......................4


         Notes to Consolidated Financial Statements (unaudited)........5


Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................6

Part II: Other Information.............................................7

Signatures  ...........................................................7

Exhibits    ...........................................................8




                       VAN KAMPEN AMERICAN CAPITAL, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                            (In 000's except for par value and shares)


                                                                         6/30/96      12/31/95
                                                                     ------------- -----------
Assets                                                               (Unaudited)
- -------
Cash and Cash Equivalents                                            $     1,183   $     1,435
Cash Equivalents Segregated Under Regulation or Collateral Agreement      10,000        10,000
Short-Term Investments - Mutual Funds, at market                          44,391        40,544
Receivables                                                               52,969        41,696
Trading Inventory, at market                                              75,285        71,875
Furniture, Equipment, and Leasehold Improvements, net                     22,452        22,312
Deferred Company Funded Distribution Costs, net                          288,038       259,822
Deferred Financing Costs, net                                             12,006        13,012
Excess of Cost over Fair Value of Net Assets Acquired, net               518,210       526,917
Other Assets                                                               7,571         8,581
                                                                     ------------- -----------

     Total Assets                                                    $ 1,032,105   $   996,194
                                                                     ============= ===========

Liabilities and Stockholder's Equity
- ------------------------------------
Liabilities
- -----------
Bank Loans                                                           $   329,100   $   331,100
Senior Secured Notes                                                     150,000       150,000
Accounts Payable and Accrued Expenses                                     57,183        76,988
Payable to Affiliates, net                                                11,581         5,063
Payable to Trustee                                                        11,551         5,587
Deferred Compensation                                                     24,507        21,957
Deferred Income Taxes                                                     72,685        55,617
                                                                     ------------- -----------
     Total Liabilities                                                   656,607       646,312
                                                                     ------------- -----------


Stockholder's Equity
- --------------------
Common Stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding                                                --            --
Additional Paid-In Capital                                               301,387      301,328
Retained Earnings                                                         74,111       48,554
                                                                     ------------- -----------
     Total Stockholder's Equity                                          375,498      349,882
                                                                     ------------- -----------

     Total Liabilities and Stockholder's Equity                      $ 1,032,105  $   996,194
                                                                     ============= ===========


                See accompanying notes to consolidated financial statements.




                      VAN KAMPEN AMERICAN CAPITAL, INC. AND SUBSIDIARIES
                             Consolidated Statements of Income
                                        (Unaudited)
                                        (In 000's)


                                                 Three Months             Six Months
                                                Ended June 30,          Ended June 30,
                                            ----------------------- -----------------------
                                                1996        1995        1996        1995
                                            ----------- ----------- ----------- -----------
Revenues
- --------
  Investment Advisory Fees                  $    73,756 $    61,169 $   145,266 $   118,380
  Distribution of Investment Products             8,318       7,862      15,111      15,060
  Fiduciary Fees                                  2,251       2,116       4,574       4,131
  Other Revenue                                   1,772       2,483       3,377       4,084
                                            ----------- ----------- ----------- -----------
     Total Revenues                              86,097      73,630     168,328     141,655
                                            ----------- ----------- ----------- -----------

Expenses
- --------
  Compensation and Benefits                      24,901      23,797      48,753      45,321
  Amortization of Deferred Company
     Funded Distribution Costs                   15,618      12,223      30,243      23,921
  Occupancy                                       8,136       7,543      16,787      14,435
  Marketing and Promotion                         8,812       6,742      16,404      14,480
  Other Expenses                                  7,491       8,982      14,116      15,518
  Reimbursements                                (14,223)    (11,968)    (28,097)    (23,472)
  Interest and Acquisition Expenses:
    Amortization of Excess of Cost over
      Fair Value of Net Assets Acquired           4,278       4,499       8,558       9,016
    Interest Expense                              8,521      11,038      17,426      21,993
    Amortization of Deferred Financing Costs        503         503       1,006       1,006
                                            ----------- ----------- ----------- -----------
        Total Expenses                           64,037      63,359     125,196     122,218
                                            ----------- ----------- ----------- -----------
  Income Before Taxes                            22,060      10,271      43,132      19,437
  Income Tax Provision                            8,990       4,000      17,575       7,635
                                            ----------- ----------- ----------- -----------
  Net Income                                $    13,070 $     6,271 $    25,557 $    11,802
                                            =========== =========== =========== ===========


               See accompanying notes to consolidated financial statements.





                         VAN KAMPEN AMERICAN CAPITAL, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                           (Unaudited)
                                           (In 000's)
                                                                                  Six Months
                                                                                Ended June 30,
                                                                       ----------------------------
                                                                             1996          1995
                                                                       ------------    ------------
Cash Flows from Operating Activities:
  Net Income                                                           $    25,557     $    11,802
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation                                                           3,045           2,909
      Amortization:
              Deferred Company Funded Distribution Costs                    30,243          23,921
              Excess of Cost over Fair Value of
                    Net Assets Acquired                                      8,558           9,016
              Deferred Financing Costs                                       1,006           1,006
      Net Change in:
              Short-Term Investments - Mutual Funds                         (3,847)         (7,431)
              Receivables                                                  (11,273)         (9,633)
              Trading Inventory                                             (3,410)         18,366
              Other Assets                                                   1,159          (4,330)
              Accounts Payable and Accrued Expenses                        (19,805)         (4,847)
              Payable to Affiliates, net                                     6,518          (3,535)
              Payable to Trustee                                             5,964          13,412
              Deferred Compensation                                          2,550           1,206
              Deferred Income Taxes                                         17,068             315
                                                                       ------------    ------------
     Total Adjustments                                                      37,776          40,375
                                                                       ------------    ------------
     Net Cash Provided by Operating Activities                              63,333          52,177
                                                                       ------------    ------------
Cash Flows from Investing Activities:
     Deferred Company Funded Distribution Costs                            (58,459)        (28,655)
     Net Additions of Fixed Assets                                          (3,185)         (2,966)
                                                                       ------------    ------------
     Net Cash Used by Investing Activities                                 (61,644)        (31,621)
                                                                       ------------    ------------
Cash Flows from Financing Activities:
     Proceeds from Borrowings, net                                          13,000            --
     Loan Principal Payments                                               (15,000)        (48,100)
     Capital Contributed by Parent                                              59          16,457
     Dividend Paid to Parent                                                    --          (4,294)
                                                                       ------------    ------------
     Net Cash Used by Financing Activities                                  (1,941)        (35,937)
                                                                       ------------    ------------
Net Decrease in Cash and Cash Equivalents                                     (252)        (15,381)
Cash and Cash Equivalents:
  Beginning of Period                                                        1,435          21,328
                                                                       ------------    ------------
  End of Period                                                        $     1,183     $     5,947
                                                                       ============    ============
Supplementary Disclosure of Cash Flow Information:
  Cash paid for: Income Taxes                                          $       642     $     2,151
                 Interest                                                   18,053          22,440

            See accompanying notes to consolidated financial statements.








              Van Kampen American Capital, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1996


Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Van Kampen American Capital, Inc. ("VKAC") and its subsidiaries (the "Company"). VKAC is wholly owned by VK/AC Holding, Inc. ("VK/AC Holding"). All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission with respect to quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. VKAC's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, includes the information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles and should be referred to for further information. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1996 and December 31, 1995, its consolidated results of operations for the three months ended June 30, 1996 and 1995, and the six months ended June 30, 1996 and 1995, and its consolidated cash flows for the six months ended June 30, 1996 and 1995.


Note 2 - Agreement and Plan of Merger

On June 24, 1996, VK/AC Holding announced it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Morgan Stanley Group Inc. ("Morgan Stanley"), MSAM Holdings II, Inc. and MSAM Acquisition Inc., pursuant to which MSAM Acquisition Inc. will be merged with and into VK/AC Holding and VK/AC Holding will be the surviving corporation. Following the merger, VK/AC Holding will be a wholly owned subsidiary of Morgan Stanley.

Subject to a number of conditions being met, it is currently anticipated that the consummation of the transactions contemplated by the Merger Agreement (the "Acquisition") will occur by the end of November, 1996. At the closing, MSAM Acquisition Inc. will pay approximately $740 million (based on VKAC's long-term debt outstanding as of July 31, 1996) in cash to the stockholders of VK/AC Holding (excluding certain management stockholders), and to persons owning options to purchase stock of VK/AC Holding, subject to certain purchase price adjustments set forth in the Merger Agreement. To the extent that pre-tax income prior to the closing of the Acquisition permits the repayment of VKAC's long-term debt, the purchase price for the equity interests in VK/AC Holding will be increased by the amount of debt repaid. The purchase price also is subject to certain adjustments based, among other things, on assets under management of the Company at the time of closing. It is contemplated that as part of the Acquisition certain officers and directors of the Company will contribute to MSAM Holdings II, Inc. their existing shares of common stock of VK/AC Holding in exchange for approximately $25 million of shares of preferred stock of MSAM Holdings II, Inc. which, in turn, will be exchangeable into common stock, par value $1.00 per share, of Morgan Stanley at specified times over a four year period. Such shares of preferred stock will represent, in the aggregate, 5% of the combined voting power in MSAM Holdings II, Inc., the remainder of which will be indirectly owned by Morgan Stanley and its affiliates.




ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For a discussion and analysis of the reasons for material changes in the amount of revenue and expense items for Van Kampen American Capital, Inc. between the three-month and six-month periods ended June 30, 1995 and 1996, see "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of VK/AC Holding, Inc.'s Form 10-Q for the second quarter ended June 30, 1996 attached hereto as Exhibit 99. See also Note 1 of the Notes to Consolidated Financial Statements set forth in Part I above.






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

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the second quarter ended June 30, 1996.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VAN KAMPEN AMERICAN CAPITAL, INC.



Date:    August 14, 1996                /s/ WILLIAM R. RYBAK
                                        William R. Rybak
                                        Executive Vice President and
                                        Chief Financial Officer

                                        (principal financial officer and
                                        duly authorized officer of
                                        Registrant)





                         VAN KAMPEN AMERICAN CAPITAL, INC.

                                   EXHIBIT INDEX

                     (Pursuant to Item 601 of Regulation S-K)



Exhibit
Number                      Description

  (1)   None

  2.1 Agreement and Plan of Merger, dated as of June 21, 1996, among VK/AC Holding, Inc., Morgan Stanley Group Inc.,
        MSAM Holdings II, Inc. and MSAM Acquisition Inc. (incorporated by reference to Exhibit 2.2 to Vk/AC Holding, Inc.'s Form 10-Q for the second quarter ended June 30, 1996, Commission File No. 33-56334).

  2.2 Stock Purchase Agreement, dated as of May 13, 1996, between Hansberger Global Investors, Inc., as Seller, and VK/AC Holding, Inc., as Buyer (incorporated by reference to
        Exhibit 2.2 to VK/AC Holding, Inc.'s Form 10-Q for the second quarter ended June 30, 1996, Commission File No. 33-56334).

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

  3.3 Bylaws of VKM Holding, Inc., as amended (incorporated by reference to Exhibit 3.2 of VkIAC Holding, Inc.'s Quarterly Report on Form 10-0 for the first quarter ended March 31, 1995, Commission File No. 33-56334).

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






  Exhibit
  Number                      Description

    3.6 Certificate of Amendment, dated as of January 19, 1995, of The Van Kampen Merrift Companies, Inc. (incorporated by reference to Exhibit 3.4 of VK/AC Holding, Inc.'s Report on Form 8-K dated December 20, 1994, filed with the
           Commission on January 4, 1995, Commission File No.
           33-56334).

    3.7 Bylaws of Van Kampen American Capital, Inc., as amended. (incorporated by reference to Exhibit 3.7 of Van Kampen American Capital, Inc.'s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1995, Commission File No. 33-55676).

   10.1 Subordinated Credit Agreement, dated as of May 13, 1996, between Hansberger Global Investors, Inc. and VK/AC
           Holding, Inc. (incorporated by reference to Exhibit 10.1 to VK/AC Holding, Inc.'s Form 10-0 for the second quarter ended June 30, 1996, Commission File No. 33-56334).

   10.2 Shareholders' Agreement, dated as of May 13, 1996, between Hansberger Global Investors, Inc. and VkIAC
           Holding, lnc. (incorporated by reference to Exhibit 10.2 to VK/AC Holding, Inc.'s Form 10-0 for the second quarter ended June 30, 1996, Commission File No. 33-56334).

   11      None.

   27      Financial Data Schedule                                     +

   99 VK/AC Holding, Inc.'s Quarterly Report on Form 10-Q for the + second quarter ended June 30, 1996, Commission File No. 33-56334.

- --------------------
+     Filed herewith