Form 10-Q
period 1996-09-30
VAN KAMPEN AMERICAN CAPITAL INC
filed 1996-11-14
CIK 890843

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 1O-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1996

Commission File Number: 33-55676

    Van Kampen American Capital Inc.
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



      (630)684-6000
                (Registrant's telephone number, including area code)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                            [x]Yes       No


      As of September 30,1996 there were 1,000 shares of the registrant's Common Stock outstanding.

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.





                       Van Kampen American Capital, Inc.
                                   Form 10-Q
                    For The Quarter Ended September 30,1996


                                     Index



                                                                        Page

Part I: Financial Information .........................................  2


     Item 1: Financial Statements
             Consolidated Balance Sheets at September 30,1996
               (unaudited) and December 31,1995 .......................  2



              Consolidated Statements of Income (unaudited) for the
                Three Months Ended September 30,1996 and 1995 and
                  for the Nine Months Ended September 30,1996 and 1995.. 3


              Consolidated Statements of Cash Flows (unaudited) for
                the Nine Months Ended September 30,1996 and 1995 ....... 4

              Notes to Consolidated Financial Statements (unaudited) ... 5

     Item 2: Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................... 6


Part II: Other Information ............................................. 7

Signatures ............................................................. 7

Exhibits ............................................................... 8





                   VAN KAMPEN AMERICAN CAPITAL, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                      (In 000's except for par value and shares)

                                                                         9/30/96        12/31/95
                                                                       -----------     ---------
Assets                                                                 (Unaudited)
------
Cash and Cash Equivalents                                             $        691     $   1,435
Cash Equivalents Segregated Under Regulation or Collateral Agreement        10,000        10,000
Short-Term Investments - Mutual Funds, at market                            24,579        42,110
Receivables                                                                 47,948        41,696
Trading Inventory, at market                                                74,564        71,875
Furniture, Equipment, and Leasehold Improvements, net                       22,890        22,312
Deferred Company Funded Distribution Costs, net                            292,355       259,822
Deferred Financing Costs, net                                               11,503        13,012
Excess of Cost over Fair Value of Net Assets Acquired, net                 513,932       526,917
Other Assets                                                                 9,938         7,015
                                                                      ------------     ---------
  Total Assets                                                        $  1,008,400     $ 996,194
                                                                      ============     =========

Liabilities and Stockholder's Equity
------------------------------------
Liabilities
-----------
Bank Loans                                                            $    270,800     $ 331,100
Senior Secured Notes                                                       150,000       150,000
Accounts Payable and Accrued Expenses                                       63,918        76,988
Payable to Affiliates, net                                                   6,840         5,063
Payable to Trustee                                                          14,501         5,587
Deferred Compensation                                                       25,915        21,957
Deferred Income Taxes                                                       84,575        55,617
                                                                      ------------     ---------
  Total Liabilities                                                        616,549       646,312
                                                                      ------------     ---------


Stockholder's Equity
--------------------
Common Stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding                                                     --             --
Additional Paid-In Capital                                                 301,387       301,328
Retained Earnings                                                           90,464        48,554
                                                                      ------------     ---------
  Total Stockholder's Equity                                               391,851       349,882
                                                                      ------------     ---------

  Total Liabilities and Stockholder's Equity                          $  1,008,400     $ 996,194
                                                                      ============     =========


                         See accompanying notes to consolidated financial statements.








                     VAN KAMPEN AMERICAN CAPITAL, INC. AND SUBSIDIARIES
                              Consolidated Statements of Income
                                         (Unaudited)
                                         (In 000's)

                                             Three Months          Nine Months
                                          Ended September 30,   Ended September 30,
                                        ---------------------  --------------------
                                            1996     1995         1996       1995
                                        ---------- ----------  --------- ----------
Revenues
Investment Advisory Fees                $   75,824 $ 64,279    $ 221,090 $ 182,659
Distribution of Investment Products          8,683    8,392       23,794    23,452
Fiduciary Fees                               2,014    2,159        6,588     6,290
Other Revenue                                1,376    2,048        4,753     6,132
                                        ---------- ----------  --------- ----------
 Total Revenues                             87,897   76,878      256,225   218,533
                                        ---------- ----------  --------- ----------


Expenses
Compensation and Benefits                   26,213   24,115       74,966    69,436
Amortization of Deferred Company
 Funded Distribution Costs                  16,341   13,308       46,584    37,229
Occupancy                                    8,489    8,346       25,276    22,781
Marketing and Promotion                      8,121    6,867       24,525    21,347
Other Expenses                               2,386    9,870       16,502    25,388
Reimbursements                             (14,119) (13,236)     (42,216)  (36,708)
Interest and Acquisition Expenses:
 Amortization of Excess of Cost over
  Fair Value of Net Assets Acquired          4,278    4,408       12,836    13,424
 Interest Expense                            8,150   10,601       25,576    32,594
 Amortization of Deferred Financing Costs      503      503        1,509     1,509
                                        ---------- ----------  --------- ----------
   Total Expenses                           60,362   64,782      185,558   187,000
                                        ---------- ----------  --------- ----------
Income Before Taxes                         27,535   12,096       70,667    31,533
Income Tax Provision                        11,182    4,704       28,757    12,339
                                        ---------- ----------  --------- ----------
Net Income                              $   16,353 $  7,392     $ 41,910 $  19,194
                                        ========== ==========  ========= ==========




      See accompanying notes to consolidated financial statements.

             VAN KAMPEN AMERICAN CAPITAL, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                               (In 000's)

                                                             Nine Months
                                                          Ended September 30,
                                                     -------------------------
                                                           1996        1995
                                                     -----------    ----------
Cash Flows from Operating Activities:
 Net Income                                          $    41,910    $  19,194
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation                                            4,563        4,498
   Amortization:
       Deferred Company Funded Distribution Costs         46,584       37,229
       Excess of Cost over Fair Value of
          Net Assets Acquired                             12,836       13,424
       Deferred Financing Costs                            1,509        1,509
   Net Change in:
       Short-Term Investments - Mutual Funds              17,531        4,407
       Receivables                                        (6,252)      (4,754)
       Trading Inventory                                  (2,689)      18,153
       Other Assets                                       (2,774)     (12,127)
       Accounts Payable and Accrued Expenses             (13,070)         528
       Payable to Affiliates, net                          1,777       (2,681)
       Payable to Trustee                                  8,914        5,887
       Deferred Compensation                               3,958        4,351
       Deferred lncome Taxes                              28,958        6,248
                                                     -----------    ----------
   Total Adjustments                                     101,845       76,672
                                                     -----------    ----------
   Net Cash Provided by Operating Activities             143,755       95,866
                                                     -----------    ----------
Cash Flows from Investing Activities:
  Deferred Company Funded Distribution Costs             (79,117)     (52,879)
  Net Additions of Fixed Assets                           (5,141)      (4,188)
                                                     -----------    ----------
  Net Cash Used by Investing Activities                  (84,258)     (57,067)
                                                     -----------    ----------
Cash Flows from Financing Activities;
  Loan Principal Payments                                (60,300)     (70,335)
  Capital Contributed by Parent                               59       16,859
  Dividend Paid to Parent                                     --       (4,678)
                                                     -----------    ----------
  Net Cash Used by Financing Activities                  (60,241)     (58,154)
                                                     -----------    ----------
Net Decrease in Cash and Cash Equivalents                   (744)     (19,355)
Cash and Cash Equivalents:
 Beginning of Period                                       1,435       21,328
                                                     -----------    ----------
 End of Period                                       $       691    $   1,973
                                                     ===========    ==========
Supplementary Disclosure of Cash Flow Information:
 Cash paid for: Income Taxes                                 631        2,522
                Interest                                  30,346       36,878



      See accompanying notes to consolidated financial statements.






                Van Kampen American Capital, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                               September30, 1996

Note 1 - Basis of Presentation
------------------------------

The consolidated financial statements include the accounts of Van Kampen American Capital, Inc. ("VKAC") and its subsidiaries (the "Company"). VKAC is wholly owned by VK/AC Holding, Inc. ("VK/AC Holding"). All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission with respect to quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. VKAC's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, includes the information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles and should be referred to for further information. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1996 and December 31, 1995, its consolidated results of operations for the three months ended September 30, 1996 and 1995, and the nine months ended September 30, 1996 and 1995, and its consolidated cash flows for the nine months ended September 30, 1996 and 1995.

Note 2 - Merger
---------------

On October 31, 1996, pursuant to an Agreement and Plan of Merger dated as of June 21, 1996 among VK/AC Holding, Morgan Stanley Group Inc. ("Morgan Stanley"), MSAM Holdings II, Inc. and MSAM Acquisition Inc., MSAM Acquisition Inc. was merged with and into VK/AC Holding ("the Merger") and VK/AC Holding and its subsidiaries, including VKAC, became subsidiaries of Morgan Stanley. In connection with the Merger, VKAC repaid all of its bank debt outstanding under its secured credit facility.

At the closing of the Merger, MSAM Acquisition Inc. paid approximately $761 million in cash to the stockholders of VK/AC Holding (excluding certain management stockholders) and to persons owning options to purchase stock of VK/AC Holding. As part of the Merger, certain officers and directors of the Comany will contribute to MSAM Holdings II, Inc. their existing shares of common stock of VK/AC Holding in exchange for approximately $26 million of shares of preferred stock of MSAM Holdings II, Inc. which, in turn, will be exchangeable into common stock, par value $1.00 per share, of Morgan Stanley at specified times over a four year period. Such shares of preferred stock will represent, in the aggregate, 5% of the combined voting power in MSAM Holdings II, Inc., the remaining voting power of which is held by Morgan Stanley.



ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For a discussion and analysis of the reasons for material changes in the amount of revenue and expense items for Van Kampen American Capital, Inc. between the three-month and nine-month periods ended September 30, 1995 and 1996, see "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations" of VK/AC Holding, Inc.'s Form 10-Q for the third quarter ended September 30, 1996 attached hereto as Exhibit 99. See also Note 1 of the Notes to Consolidated Financial Statements set forth in Part I above.













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

       (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the third quarter ended September 30, 1996.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VAN KAMPEN AMERICAN CAPITAL, INC.



Date:    November 14, 1996              /s/ WILLIAM R. RYBAK
                                        William R. Rybak
                                        Executive Vice President and
                                        Chief Financial Officer

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

       3.1        Certificate of Incorporation of CDV Acquisition Corporation
                    (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of CDV Acquisition Corporation and CDV Holding, Inc., Registration No. 33-55676).

       3.2        Certificate of Amendment, dated as of December 20, 1994, of
                    The Van Kampen Merritt Companies, Inc. (incorporated by reference to Exhibit 3.1 of VK/AC Holding, Inc.'s Report on Form 8-K dated December 20, 1994, filed with the Commission on January 4, 1995, Commission File
                    No. 33-56334).

       3.3        Certificate of Amendment, dated as of January 19, 1995, of
                    The Van Kampen Merritt Companies, Inc. (incorporated by reference to Exhibit 3.4 of VK/AC Holding, Inc.'s Report on Form 8-K dated December 20, 1994, filed with the Commission on January 4, 1995, Commission File No. 33-56334).

       11         None.

       27         Financial Data Schedule                                     +

       99         VK/AC Holding, Inc.'s Quarterly Report on Form 10-Q for the
                    third quarter ended September 30, 1996, Commission File
                    No. 33-56334.                                             +

_____________________
+     Filed herewith